Form 10-K
period 1998-12-31
EXPORT FUNDING CORP
filed 1999-03-26
CIK 889474

March 26, 1999

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Export Funding Corporation
     Export Funding Trust, Series 1994-A
     7.89% Pass-Through Certificates, Class A
     (File No. 33-49560)

     Export Funding Corporation
     Export Funding Trust, Series 1995-A
     8.21% Pass-Through Certificates, Class A
     (File No. 33-49560)

Dear Sirs:

The Export Funding Corporation, on behalf of the Export Funding Trust, Series 1994-A, 1995-A, is filing an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Kindly acknowledge receipt and acceptance of this filing by returning an original confirmation submission to our attention.

Very truly yours,

/s/Michael T. Timoney
Michael T. Timoney
Vice President
121 West Trade Street, 21st Floor
Charlotte, North Carolina 28255