Form 10-K
period 1999-12-31
EXPORT FUNDING CORP
filed 2000-04-05
CIK 889474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-K



(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                        to


Commission file number 33-49560

                           EXPORT FUNDING CORPORATION,
         on behalf of EXPORT FUNDING TRUST, SERIES 1994-A, and
1995-A
             (Exact name of registrant as specified in its charter)


Delaware                              56-1782848
(State of Incorporation)              (I.R.S. employer
identification no.)


Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina                              28255
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (704) 386-8952

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports
required to be filed by Section 13 or 15(c) of the Securities
Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  X    No
___





                                    Part I

Item 2.  Properties.

      The property of the Export Funding Trust, Series 1994-A consists of the following promissory notes:

The Company established the Export Funding Trust, Series 1994-A (the "Trust") as of October 18,1994 by selling and assigning to Bankers Trust Company, as Trustee
(the "Trustee") pursuant to the Pooling and Servicing Agreement and Standard
Terms and Conditions of Agreement dated as of October 18, 1994, among the
Company, as Depositor, Bank of America, N.A. (formerly NationsBank of Texas, N.A.), as Servicer, and the Trustee, certain property, consisting primarily of three promissory notes issued by Bancomer, S.A., Banco Nacional de Mexico, S.A., and Banca Serfin, S.A. (collectively the "Obligors") in the aggregate principal amount of $37,955,000 (the "Notes"),in exchange for certificates representing fractional undivided interests in the Trust (the "Certificates") consisting of $37,955,000 aggregate principal amount of 7.89% Pass-Through Certificates,Class A (representing in the aggregate a 100% interest in the Trust). Payments on the Notes are guaranteed by the Export-Import Bank of the United States,as to payment of 100% of all amounts of principal and interest due thereon.

The Company purchased the notes from Bank of America, N.A.
(formerly NationsBank of Texas, N.A.) a national banking association and an affiliate of the Company, pursuant to an Acquisition Agreement, dated as of October 18, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Texas,
N.A.)

As of December 31,1999, the aggregate principal amount of the Notes was
$20,875,250.00. As of December 31,1999, no delinquencies or defaults had occurred in respect of payments due under the Notes from Obligors, and no demands for payment related thereto had been made on the Export-Import Bank of the
United States or any other guarantor of Obligors' obligations thereunder.


The property of the Export Funding Trust, Series 1995-A consists of the following promissory notes:

The Company established the Export Funding Trust, Series 1995-A
(the "Trust") as
of  January  18,  1995  by selling and assigning to Bankers Trust
Company,  as
Trustee (the "Trustee") pursuant to the Pooling and Servicing
Agreement dated as
of January 25, 1995 and Standard Terms and Conditions of Agreement
dated as  of
December 11, 1992, among the Company, as Depositor, Bank of America, N.A. (formerly NationsBank, N.A.), as Servicer, and the Trustee, certain property, consisting primarily of six promissory notes issued by SZ94B in the aggregate principal
amount   of   $181,103,093.17  (the  "Notes"),  in  exchange  for
certificates representing fractional undivided interests in the Trust (the "Certificates") consisting of $181,103,093.17 aggregate principal amount of 8.21% Pass-Through Certificates, (representing in the aggregate a 100% interest in the Trust). Payments on the Notes are guaranteed by the Export-Import Bank of the United States, as to payment of 100% of all amounts of principal and interest due thereon.

The Company purchased the notes from Bank of America, N.A.
(formerly NationsBank, N.A.), a national banking association and an affiliate of the Company, pursuant to an Acquisition Agreement, dated as of January 18, 1995 between the Company and Bank of America, N.A. (formerly NationsBank, N.A.).


As of December 31, 1999, the aggregate principal amount of the Notes was
$125,229,047.58. As of December 31, 1999, no delinquencies or defaults had occurred in respect of payments due under the Notes from SZ94B, and no demands for payment related thereto had been made on the Export-Import Bank of the
United States or any other guarantor of SZ94B's obligations thereunder.

Item 3.  Legal Proceedings.

Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to report.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.


     Export Funding Trust, Series 1994-A

There were 17 Class A Certificateholders on December 31, 1999.
There is no
established public trading market for the Certificates.

     Export Funding Trust, Series 1995-A

There were 7 Class A Certificateholders on December 31,1999.
There is no
established public trading market for the Certificates.

Item  9.  Changes in and Disagreements with Accountants on
Accounting and
Financial Disclosure.

Nothing to report.
                                   Part III





Item 12.  Security Ownership of Certain Beneficial Owners and
Management, Series
1994-A

                                   (3) Amount and
                                       nature of
             (2)  Name and Address     beneficial
(1)  Title        of beneficial        ownership     (4)   Percent
     of           owner*               (in                 of
     Class                             thousands)          Class



7.89% Pass-      Northern Trust         $6,155              16.2%
Through          Company
Certificates     801 S. Canal C-In
Class A          Chicago, IL 60607


                 Citibank, N.A.         $5,000              13.2%
                 P.O. Box 30576
                 Tampa, FL 33630

                 Compass Bank - ALFA    $5,000              13.2%
                 15 South 20th
                 Street
                 Birmingham, AL
                 35233

                 Brown Brothers         $3,400               9.0%
                 Harriman
                 63 Wall Street 8th
                 Floor
                 New York, NY 10005

                 Bankers Trust         $3,300                8.7%
                 Company
                 648 Grassmere Park
                 Drive
                 Nashville, TN 37211

                 National City Bank    $2,500                6.6%
                 1900 East 9th Street
                 Cleveland, OH 44114

                 Bank One Trust        $2,500                6.6%
                 Company
                 1900 Polaris Parkway
                 Columbus, OH
                 43240

                 SSB-Custodian         $2,000                 5.3%
                 Global Corp. Action
                 Dept.
                 JAB5W
                 Boston, MA  02105




*As of December 31, 1999






                                    Part III

Item 12.  Security Ownership of Certain Beneficial Owners and
Management, Series
1995-A


                                      (3) Amount and
                                          nature of
             (2)  Name and Address        beneficial
(1) Title         of beneficial           ownership    (4)
Percent
    of            owner*                  (in                of
    Class                                 thousands)         Class



8.21% Pass-       Chase Manhattan        $99,250             54.8%
Through           Bank
Certificates,     Four New York Plaza
Class A           13th Floor
                  New York, NY 10004


                  SSB Custodian           $59,500            32.9%
                  Global Corp. Action
                  Dept.
                  JAB5W
                  1776 Heritage DR.
                  Boston, MA
                  02141


                  Bankers Trust           $9,500             5.3%
                  648 Grassmere Park Dr
                  Nashville, TN  37211


*As of December 31, 1999

Item 13.  Certain Relationships and Related Transactions.

Nothing to report.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

     (a) Exhibits

     Nothing to Report

     (b) Reports on Form 8-K.

The Company, on behalf of Export Funding Trust, Series 1994-A, filed a Current
Report on Form 8-K dated February 9,2000 regarding the semi-annual distribution of principal and interest to holders of the Certificates for the due period ended February 15, 2000, including the Servicer's Report for such due period provided to Bankers Trust Company, as Trustee, filed as Exhibit 28 thereto.

The Company, on behalf of Export Funding Trust, Series 1995-A, filed a Current
Report on Form 8-K dated December 23,1999 regarding the semi-annual distribution of principal and interest to holders of the Certificates for the due period ended December 29,1999, including the Servicer's Report for such due period provided to Bankers Trust Company, as Trustee, filed as Exhibit 28 thereto.

                        SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              EXPORT FUNDING CORPORATION

                              By: /s/Michael M. Maher
                              Name:     Michael M. Maher
                              Title:    Senior Vice President

Dated:  March 28, 2000
                                  EXHIBIT INDEX


Number            Description of             Page
                  Exhibit

Exhibit 28        Report for the due          *
                  period ended February
                  15, 2000, provided
                  to Bankers Trust
                  Company, as Trustee
                  under the Export
                  Funding Trust,
                  Series 1994-A.


                  Report for the due
                  period ended                *
                  December 29, 1999,
                  provided to Bankers
                  Trust Company, as
                  Trustee under the
                  Export Funding
                  Trust, Series 1995-
                  A.

__________________
* Previously Filed