Form 10-K
period 2001-03-31
EXPORT FUNDING CORP
filed 2001-04-16
CIK 889474

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-K



(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

The Company purchased the notes from Bank of America, N.A. (formerly NationsBank of Texas, N.A.) a national banking association and an Affiliate of the Company, pursuant to an Acquisition Agreement, dated as Of October 18, 1994 between the Company and Bank of America, N.A.
formerly NationsBank of Texas, N.A.)

As of December 31,2000, the aggregate principal amount of the Notes was $17,079,750.00. As of December 31,2000, no delinquencies or defaults had occurred in respect of payments due under the Notes from Obligors, and no demands for payment related thereto had been made on the Export-Import Bank of the United States or any other guarantor of Obligors' obligations thereunder.


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


As of December 31, 2000, the aggregate principal amount of the Notes was $111,356,073.73. As of December 31, 2000, no delinquencies or defaults had occurred in respect of payments due under the Notes from SZ94B, and no demands for payment related thereto had been made on the Export-Import Bank of the United States or any other guarantor of SZ94B's obligations thereunder.

Item 3.  Legal Proceedings.

Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

Nothing to report.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


     Export Funding Trust, Series 1994-A

There was 17 Class A Certificateholders on December 31, 2000.   There is no
established public trading market for the Certificates.

     Export Funding Trust, Series 1995-A

There was 8 Class A Certificateholders on December 31, 2000. There is no established public trading market for the Certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Nothing to report.
                                   Part III



Item 12. Security Ownership of Certain Beneficial Owners and Management, Series 1994-A

                                   (3) Amount and
                                       nature of
             (2)  Name and Address     beneficial
(1)  Title        of beneficial        ownership     (4)   Percent
     of           owner*               (in                 of
     Class                             thousands)          Class



7.89% Pass-      Northern Trust         $6,155              16.2%
Through          Company
Certificates     801 S. Canal C-In
Class A          Chicago, IL 60607

                 Citibank, N.A.         $5,000              13.2%
                 Citicorp Center Tampa
                 Tampa, FL 33610-9122

                 Compass Bank - ALFA    $5,000              13.2%
                 15 South 20th Street
                 Birmingham, AL
                 35233

	     Bank One Trust        $4,500               11.9%
                 Company
                 1900 Polaris Parkway
                 Columbus, OH 43240

                 Brown Brothers         $3,400               9.0%
                 Harriman
                 63 Wall Street 8th
                 Floor
                 New York, NY 10005

                 National City Bank    $2,500                6.6%
                 4100 West. 150th Street
                 Cleveland, OH 44135

                 SSB-Custodian         $2,000                 5.3%
                 1776 Heritage Dr.
                 No. Quincy, MA  02171

		     Salomon Smith Barney  $1,300			  3.4%
		     333 W. 34th Street
		     New York, NY 10001

*As of December 31, 2000


                                    Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management, Series 1995-A

                                      (3) Amount and
                                          nature of
             (2)  Name and Address        beneficial
(1) Title         of beneficial           ownership    (4)   Percent
    of            owner*                  (in                of
    Class                                 thousands)         Class



8.21% Pass-       Chase Manhattan        $99,250             54.8%
Through           Bank
Certificates,     Four New York Plaza
Class A           13th Floor
                  New York, NY 10004


Boston Safe Deposit 	$30,008		16.6%
			and Trust
			Three Mellon Bank Center.
			Pittsburgh, PA 15259

                  SSB Custodian           $29,492           16.3%
                  1776 Heritage DR.
                  No. Quincy, MA 02171

                  Bankers Trust           $9,500             5.3%
                  648 Grassmere Park Road
                  Nashville, TN  37211


*As of December 31, 2000

Item 13.  Certain Relationships and Related Transactions.

Nothing to report.


                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Exhibits

Nothing to Report

     (b) Reports on Form 8-K.

The Company, on behalf of Export Funding Trust, Series 1994-A, filed a Current Report on Form 8-K dated February 12,2001 regarding the semi-annual distribution of principal and interest to holders of the Certificates for the due period ended February 15, 2001, including the Servicer's Report for such due period provided to Bankers Trust Company, as Trustee, filed as Exhibit 28 thereto.

The Company, on behalf of Export Funding Trust, Series 1995-A, filed a Current Report on Form 8-K dated December 22,2000 regarding the semi-annual distribution of principal and interest to holders of the Certificates for the due period ended December 29,2000, including the Servicer's Report for such due period provided to Bankers Trust Company, as Trustee, filed as Exhibit 28 thereto.

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

                              EXPORT FUNDING CORPORATION

                              By: /s/Michael M. Maher
                              Name:     Michael M. Maher
                              Title:    Senior Vice President




Dated:  March 30, 2001
                                  EXHIBIT INDEX


Number            Description of             Page
                  Exhibit

Exhibit 28        Report for the due          *
                  period ended February
                  15, 2001, provided
                  to Bankers Trust
                  Company, as Trustee
                  under the Export
                  Funding Trust,
                  Series 1994-A.


                  Report for the due
                  period ended                *
                  December 29, 2000,
                  provided to Bankers
                  Trust Company, as
                  Trustee under the
                  Export Funding
                  Trust, Series 1995-
                  A.

__________________
* Previously Filed